Form 10QSB
period 1995-03-31
SIGNATURE VII LTD LIMITED PARTNERSHIP
filed 1995-05-12
CIK 769603

[TEST]

                U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                               FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1995  Commission File Number 2-98025
                      ______________                         _______

                     SIGNATURE VII LTD. LIMITED PARTNERSHIP
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                Indiana                                35-1636684
___________________________________       ____________________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana           46240
______________________________________________________         _________
      (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code (317) 581-1111
                                                   ______________

Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X     No
                                        ____       _____

                      SIGNATURE VII LTD. LIMITED PARTNERSHIP

                                    INDEX

Part I - FINANCIAL INFORMATION
______________________________

     Item 1. Financial Statements (Unaudited)

             Balance Sheets
             March 31, 1995 and December 31, 1994

             Statements of Operations
             Three months ended March 31, 1995 and 1994

             Statement of Partners' Equity
             Three months ended March 31, 1995

             Statements of Cash Flows
             Three months ended March 31, 1995 and 1994


             Note to Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II - OTHER INFORMATION
___________________________

                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
                             Balance Sheets
                               (Unaudited)

                                         March 31,        December 31,
                                              1995                1994
          ASSETS
Current assets:
     Cash and cash equivalents            $377,218             533,943
     Accounts receivable                    40,436              26,785
     Other current assets                   74,064              75,134
                                         _________           _________
       Total current assets                491,718             635,862

Property and equipment:
     Land                                  792,528             792,528
     Land improvements                     443,417             443,417
     Buildings                           5,415,516           5,374,062
     Furniture and equipment             1,653,517           1,639,006
                                        __________          __________
                                         8,304,978           8,249,013
     Less accumulated depreciation       2,840,780           2,779,148
                                        __________          __________
       Net property and equipment        5,464,198           5,469,865

Furniture and equipment reserves            97,906             131,419

Deferred costs, net of accumulated
amortization of $345,717 and $342,816       93,336              60,567
                                         _________           _________
                                        $6,147,158           6,297,713
                                         _________           _________
                                         _________           _________

     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
     Current portion of long-term debt      99,700              98,674
     Accounts payable                       51,043              35,428
     Accrued payroll and related taxes      18,075              30,594
     State and local taxes                 141,597             125,653
     Accrued interest                            -               4,574
                                         _________           _________
       Total current liabilities           310,415             294,923

Long-term debt, less current portion     4,745,545           4,706,957
                                         _________           _________
       Total liabilities                 5,055,960           5,001,880


Partners' equity                         1,091,198           1,295,833
                                         _________           _________
                                        $6,147,158           6,297,713
                                         _________           _________
                                         _________           _________


                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
                        Statements of Operations
                               (Unaudited)

                                             Three Months Ended
                                                   March 31,
                                        ______________________________
                                           1995                1994
                                        __________          __________
Revenue:
     Room revenue                        $ 667,492             587,741
     Other hotel revenue                    33,667              31,028
     Interest                                5,919               1,449
                                         _________           _________
                                           707,078             620,218

Cost and expenses:
     Hotel operations                      238,606             209,932
     Salaries and benefits                 167,159             146,057
     Management and franchise fees          62,634              55,312
     Advertising and reservations           24,357              21,510
     Interest                              126,056             129,618
     Depreciation and amortization          64,533              62,593
                                         _________           _________
                                           683,345             625,022
                                         _________           _________

Net income (loss)                           23,733             (4,804)

General partner's interest
     in net income (loss)                    5,933             (1,201)
                                         _________           _________
Limited partner's interest
     in net income (loss)                  $17,800             (3,604)
                                         _________           _________
                                         _________           _________

Average number of limited partner
     units outstanding                         451                 451
                                         _________           _________
Net income (loss) per limited
     partner unit                           $39.47              (7.99)
                                         _________           _________
                                         _________           _________


               SIGNATURE VII LTD. LIMITED PARTNERSHIP
                   Statement of Partners' Equity
                 Three months ended March 31, 1995
                            (Unaudited)

                            General        Limited
                            Partner       Partners          Total
                          _________     __________     __________
Balance at
December 31, 1994          $442,661        853,172      1,295,833

     Net income               5,933         17,800         23,733
     Cash distributions    (57,092)      (171,276)      (228,368)

Balance at March 31, 1995  $391,502        699,696      1,091,198
                           ________      _________     __________
                           ________      _________     __________


Accumulated balances:
     Capital
     contributions        1,503,333      4,510,000      6,013,333
     Offering expenses            -      (474,671)      (474,671)
     Cash distributions   (233,587)      (700,908)      (934,495)
     Net loss             (878,244)    (2,634,725)    (3,512,969)
                          _________     __________     __________
Balance at
March 31, 1995             $391,502        699,696      1,091,198
                          _________      _________     __________
                          _________      _________     __________



                SIGNATURE VII LTD. LIMITED PARTNERSHIP
                       Statements of Cash Flows
              Three months ended March 31, 1995 and 1994
                            (Unaudited)
                                              1995                1994
                                            ______             _______
Cash flows from operating activities:
     Net income (loss)                     $23,733             (4,804)
     Items which do not use (provide) cash:
       Depreciation of property
       and equipment                        61,632              59,352
       Amortization of deferred costs        2,901               3,241
       Write off of deferred loan costs     12,666                   -
       Accrued revenue and other
       expenses, net                         6,459              13,859
                                         _________            ________
          Net cash provided by
          operating activities             107,391              71,648
                                         _________            ________

Cash flows from investing activities:
     Additions to furniture and
     equipment reserves, net              (22,452)             (4,898)
                                         _________           _________
          Net cash used in
          investing activities            (22,452)             (4,898)
                                         _________           _________






Cash flows from financing activities:
     Payments on long-term debt             35,040            (30,817)
     Deferred financing costs             (48,336)                   -
     Cash distributions to partners      (228,368)            (71,559)
                                         _________           _________
       Net cash used in
       financing activities              (241,664)           (102,376)
                                         _________           _________

Change in cash and cash equivalents      (156,725)            (35,626)
                                         _________           _________
Cash and cash equivalents at
beginning of period                        533,943             287,542
                                         _________           _________
Cash and cash equivalents
at end of period                          $377,218             251,916
                                         _________           _________
                                         _________           _________

Additional disclosures:

     Interest paid                         130,630             129,618
                                         _________          __________
                                         _________          __________

     Additions to property and
     equipment from furniture and
     equipment reserves                    $46,148               7,047
                                         _________          __________
                                         _________          __________



SIGNATURE VII LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

                  SIGNATURE VII LTD. LIMITED PARTNERSHIP
                  ______________________________________
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        ___________________________________________________________
                         AND RESULTS OF OPERATIONS
                         _________________________

                           RESULTS OF OPERATIONS
                           _____________________


                         Occupancy              Average Daily Rate
                         _________              __________________

Hotel            YTD       YTD     Change      YTD       YTD     Change
               3/31/95   3/31/94             3/31/95   3/31/94
               _______   _______   _______   _______   _______   _______

Columbus       54.4%     53.8%     0.6%      $53.79    $51.97    $1.82
Kokomo         69.8%     59.7%     10.1%     $52.93    $50.03    $2.90


                         QTD            QTD            Percent
                         3/31/95        3/31/94        Change
                         _______        _______        ________
Room & Other
  Hotel Revenues         $701,159       $618,769       13.3%
Interest Income          $5,919         $1,449         308.5%
Operating &
  Related Expenses       $492,756       $432,811       13.9%
Interest Expense         $126,056       $129,618       (2.7)%
Depreciation and
  Amortization           $64,533        $62,593        3.1%
Net Income (Loss)        $23,733        ($4,804)       (594.0)%


Room and other hotel revenues of the two hotels increased for the three month period ended March 31, 1995 compared to the same period in 1994 due to increases in occupancy and average room rates.

Operating and related expenses of the hotels consist of the following costs and expenses - hotel operations, salaries and benefits, management and franchise fees and advertising and reservation contributions:

Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. These expenses increased primarily due to the increase in the number of rooms sold during the first three months of 1995 compared to 1994.

Management and franchise fees increased due to the increase in room and other hotel revenue for the same periods. These fees represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees.

The Partnership contributes to a cooperative advertising and reservation fund administered by the general partner. Contributions increased due to the increase in room and other hotel revenue for the period.

Interest expense represents interest on hotel mortgage loans and capitalized leases on the hotels. Interest expense decreased due to the scheduled amortization reduction of the notes. Additionally, the mortgage loan on the Kokomo hotel was refinanced in January 1995 at an interest rate of 10.48%, which is lower than the interest rate of the retired notes.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

PART II - OTHER INFORMATION
___________________________

     Item 1. Legal Proceedings
             See note below


     Item 2. Changes in Securities
             See note below

     Item 3. Default upon Senior Securities
             See note below

     Item 4. Submission of matters to a Vote of Security Holders
             See note below

     Item 5. Other Information
             See note below

     Item 6. Exhibits and Reports on Form 8-K
             See note below


NOTE:

The response to each of the above items is not applicable or is in the negative and does not require a response pursuant to the instructions.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SIGNATURE INNS, INC., General Partner
                                   of Signature VII Ltd. Limited Partnership




Date  May 10, 1994             By_________________________________________
                                 John D. Bontreger, President and C.E.O.
                                 Signature Inns, Inc.



Date  May 10, 1994             By__________________________________________
                                 Mark D. Carney, Vice President Finance and
                                 C.F.O. Signature Inns, Inc.





Date  May 10, 1994             By_________________________________________
                                 Martin D. Brew, Treasurer/Controller
                                 Signature Inns, Inc.