Form 10QSB
period 1995-06-30
SIGNATURE VII LTD LIMITED PARTNERSHIP
filed 1995-08-14
CIK 769603

[TEST]

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                              FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended    June 30, 1995  Commission File Number  2-98025
                         -------------                          -------

                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Indiana                            35-1636684
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
------------------------------------------------------      ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (317) 581-1111
                                                       --------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X          No
                                     -------        -------

               SIGNATURE VII LTD. LIMITED PARTNERSHIP

                              INDEX


Part I - FINANCIAL INFORMATION
------------------------------

     Item 1. Financial Statements (Unaudited)

          Balance Sheets
          June 30, 1995 and December 31, 1994

          Statements of Operations
          Three and six months ended June 30, 1995 and 1994

          Statement of Partners' Equity
          Six months ended June 30, 1995 and year ended
          December 31, 1994

          Statements of Cash Flows
          Six months ended June 30, 1995 and 1994

          Note to Financial Statements

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II - OTHER INFORMATION
---------------------------

                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
                             Balance Sheets
                               (Unaudited)

                                           June 30,     December 31,
                                               1995             1994
                                          --------        ------------
          ASSETS

Current assets:
    Cash and cash equivalents              $550,505          533,943
    Accounts receivable                      69,393           26,785
    Other current assets                     71,635           75,134
                                         ----------       ----------
      Total current assets                  691,533          635,862

Property and equipment:
    Land                                    792,528          792,528
    Land improvements                       443,417          443,417
    Buildings                             5,617,802        5,374,062
    Furniture and equipment               1,728,281        1,639,006
                                         ----------       ----------
                                          8,582,028        8,249,013
    Less accumulated depreciation         2,902,411        2,779,148
                                         ----------       ----------
      Net property and equipment          5,679,617        5,469,865

Furniture and equipment reserves             39,467          131,419

Deferred costs, net of accumulated
amortization of $361,299 and $342,816        90,586           60,567
                                         ----------       ----------
                                         $6,501,203        6,297,713
                                         ==========       ==========


    LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
    Current portion of long-term debt        95,467           98,674
    Accounts payable                        118,185           35,428
    Accrued payroll and related taxes        32,372           30,594
    State and local taxes                   126,047          125,653
    Accrued interest                              -            4,574
                                         ----------       ----------
      Total current liabilities             372,071          294,923

Long-term debt, less current portion      4,858,687        4,706,957
                                         ----------       ----------
      Total liabilities                   5,230,758        5,001,880


Partners' equity                          1,270,445        1,295,833
                                         ----------       ----------
                                         $6,501,203        6,297,713
                                         ==========       ==========


                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
                        Statements of Operations
                               (Unaudited)

                                       Three Months Ended          Six Months Ended
                                             June 30                     June 30
                                   ________________________   _____________________
                                        1995       1994          1995       1994
                                      __________ _________     __________  __________

Revenue:
     Room revenue                       $ 895,098 756,204        1,562,590 1,343,945
     Other hotel revenue                   34,474  29,671           68,141    60,699
     Interest                               5,541   2,346           11,460     3,795
                                        _________ _______        _________ _________
                                          935,113 788,221        1,642,191 1,408,439
                                        _________ _______        _________ _________

Cost and expenses:
     Hotel operations                     257,061 200,827         495,667   410,759
     Salaries and benefits                190,405 179,602         357,564   325,659
     Management and franchise fees         83,194  70,327         145,828   125,639
     Advertising and reservations          32,354  27,350          56,711    48,860
     Interest                             128,305 129,525         254,361   259,193
     Depreciation and amortization         64,547  62,593         129,080   125,186
                                        _________ _______        _________ _________
                                          755,866 670,224        1,439,211 1,295,296
                                        _________ _______        _________ _________

Net income                                179,247 117,997          202,980  113,143

General partner's interest                 44,812  29,487           50,745   28,286
                                        _________ _______        _________ _________

Limited partner's interest              $ 134,435  88,510         152,235    84,857
                                        ========= =======        ========= =========

Limited partner's interest per unit     $  298.08  196.25           337.55    188.15
                                        ========== =========      ========  ========

Average number of limited partner
     units outstanding                        451     451              451       451
                                        ========== ========       ========  ========


              SIGNATURE VII LTD. LIMITED PARTNERSHIP
                   Statement of Partners' Equity
                   Six months ended June 30, 1995
                            (Unaudited)


                                General     Limited
                                Partner    Partners        Total
                              _________  __________   __________
Balance at
December 31, 1994              $442,661     853,172    1,295,833

    Net income                   50,745     152,235      202,980
    Cash distributions         (57,092)   (171,276)    (228,368)

Balance at June 30, 1995       $436,314     834,131    1,270,445
                               ========    ========    =========


Accumulated balances:
    Capital
    contributions             1,503,333   4,510,000    6,013,333
    Offering expenses                 -   (474,671)    (474,671)
    Cash distributions        (233,587)   (700,908)    (934,495)
    Net loss                  (833,432) (2,500,290)  (3,333,722)
                              _________  __________   __________
Balance at
June 30, 1995                  $436,314     834,131    1,270,445
                              =========  ==========   ==========


                SIGNATURE VII LTD. LIMITED PARTNERSHIP
                       Statements of Cash Flows
                            (Unaudited)

                                            Six months ended
                                                June 30
                                   _______________________________
                                     1995               1994
                                   ________            _______

Cash flows from operating activities:
   Net income                      $202,980            113,143
   Items which do not use (provide)
   cash:
     Depreciation of property
       and equipment               123,263             118,704
     Amortization of deferred costs  5,817               6,482
     Write off of deferred
     loan costs                     12,666                 -
     Accrued revenue and other
       expenses, net                45,820             (13,172)
                                   _________           ________
          Net cash provided by
          operating activities     390,546              225,157
                                   _________           ________

Cash flows from investing activities:
   Additions to furniture and
     equipment reserves, net        (59,320)           (40,198)
   Other additions to property
     and equipment                 (181,743)               -
                                   _________           _________
       Net cash used in
        investing activities       (241,063)           (40,198)
                                   _________           _________



Cash flows from financing activities:
   Payments on long-term debt       (56,956)           (59,847)
   Proceeds from long-term debt     200,905               -
   Deferred financing costs         (48,502)              -
   Cash distributions to partners  (228,368)           (71,559)
                                   _________           _________
       Net cash used in
       financing activities        (132,921)           (131,406)
                                   _________           _________

Change in cash and cash
  equivalents                        16,562              53,553
                                   _________           _________
Cash and cash equivalents at
beginning of period                 533,943             287,542
                                   _________           _________
Cash and cash equivalents
at end of period                   $550,505             341,095
                                   =========           =========

Additional disclosures:

     Interest paid                 $254,361             259,193
                                   =========           =========

     Additions to property and
     equipment from furniture and
     equipment reserves            $151,272             16,531
                                   =========           =========


SIGNATURE VII LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1995






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



               SIGNATURE VII LTD. LIMITED PARTNERSHIP
               --------------------------------------
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

RESULTS OF OPERATIONS
---------------------


               Occupancy                     Average Daily Rate
          YTD       YTD                 YTD       YTD
          6/30/95   6/30/94   Change    6/30/95   6/30/94   Change

Columbus  62.7%     58.7%     4.0%      $55.01    $52.97    $2.04
Kokomo    80.0%     67.9%     12.1%     $53.82    $51.47    $2.35


          QTD       QTD       Percent   YTD       YTD        Percent
          6/30/95   6/30/94   Change    6/30/95   6/30/94    Change

Room &
Other Hotel
Revenues  $929,572  $785,875  18.3%    $1,630,731 $1,404,644 16.1%

Interest
Income    $5,541    $2,346    136.2%    $11,460   $3,795    202.0%

Hotel Operations
and Salaries and
Benefits  $447,466  $380,429  17.6%     $853,231  $736,418   15.9%

Management
and Franchise
Fees      $83,194   $70,327   18.3%     $145,828  $125,639  16.1%

Advertising and
Reserv    $32,354   $27,350   18.3%     $56,711   $48,860   16.1%

Interest
Expense   $128,305  $129,525  (0.9)%    $254,361  $259,193  (1.9)%

Depreciation and
Amort     $64,547   $62,593   3.1%      $129,080  $125,186  3.1%

Net
Income    $179,247  $117,997  51.9%     $202,980  $113,143  79.4%


Room and other hotel revenues of the two hotels increased for both the three and six month periods ended June 30, 1995 compared to the same period in 1994 due to increases in occupancy and average room rates.

Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. Hotel operations and salaries and benefits increased primarily due to the increase in the number of rooms sold during the first six months of 1995 compared to 1994. Management and franchise fees increased due to the increase in room and other hotel revenues for the same periods. These fees represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees.

The Partnership contributes to a cooperative advertising and reservation fund administered by the general partner. Contributions increased due to the increase in room and other hotel revenues for the periods.

Interest expense represents interest on hotel mortgage loans and capitalized equipment leases. Interest expense decreased due to the scheduled amortization reduction of the notes, offset slightly by interest expense on additional borrowings on the Kokomo loan during the second quarter of 1995. Additionally, the mortgage loan on the Kokomo hotel was refinanced in January 1995 at a lower interest rate than the retired indebtedness.



LIQUIDITY AND CAPITAL RESOURCES

The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

PART II - OTHER INFORMATION
---------------------------

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



                         SIGNATURE INNS, INC., General Partner
                         of Signature VII Ltd. Limited Partnership




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              John D. Bontreger, President and C.E.O.
                              Signature Inns, Inc.




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              Mark D. Carney, Vice President
                              Finance and C.F.O.
                              Signature Inns, Inc.




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              Martin D. Brew, Treasurer/Controller
                              Signature Inns, Inc.