Form 10QSB
period 1995-09-30
SIGNATURE VII LTD LIMITED PARTNERSHIP
filed 1995-11-14
CIK 769603

[TEST]

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                              FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1995  Commission File Number  2-98025
                      ------------------                          -------

                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Indiana                            35-1636684
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
------------------------------------------------------      ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (317) 581-1111
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

             Balance Sheets
             September 30, 1995 and December 31, 1994

             Statements of Operations
             Three and nine months ended September 30, 1995 and 1994

             Statement of Partners' Equity
             Nine months ended September 30, 1995 and year ended
             December 31, 1994

             Statements of Cash Flows
             Nine months ended September 30, 1995 and 1994

             Note to Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II - OTHER INFORMATION
---------------------------

                 SIGNATURE VII LTD. LIMITED PARTNERSHIP
                             Balance Sheets
                               (Unaudited)

                                         September 30,     December 31,
                                             1995             1994
                                         ------------      ------------
          ASSETS
Current assets:
    Cash and cash equivalents              $724,171          533,943
    Accounts receivable                      65,702           26,785
    Other current assets                     64,775           75,134
                                         ----------       ----------
      Total current assets                  854,648          635,862

Property and equipment:
    Land                                    792,528          792,528
    Land improvements                       449,003          443,417
    Buildings                             5,626,128        5,374,062
    Furniture and equipment               1,713,372        1,639,006
                                         ----------       ----------
                                          8,581,031        8,249,013
    Less accumulated depreciation         2,895,276        2,779,148
                                         ----------       ----------
      Net property and equipment          5,685,755        5,469,865

Furniture and equipment reserves             74,613          131,419

Deferred costs, net of accumulated
amortization of $364,140 and $342,816        87,745           60,567
                                         ----------       ----------
                                         $6,702,761        6,297,713
                                         ==========       ==========


    LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
    Current portion of long-term debt        95,467           98,674
    Accounts payable                         50,642           35,428
    Accrued payroll and related taxes        22,896           30,594
    State and local taxes                   143,952          125,653
    Accrued interest                              -            4,574
                                         ----------       ----------
      Total current liabilities             312,957          294,923

Long-term debt, less current portion      4,932,083        4,706,957
                                         ----------       ----------
      Total liabilities                   5,245,040        5,001,880


Partners' equity                          1,457,721        1,295,833
                                         ----------       ----------
                                         $6,702,761        6,297,713
                                         ==========       ==========

                  SIGNATURE VII LTD. LIMITED PARTNERSHIP
                        Statements of Operations
                               (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                    September 30                     September 30
                                             ___________________________    _________________________
                                                   1995       1994               1995       1994
                                                __________ _________          __________  __________
Revenue:
     Room revenue                               $ 945,395   841,960           2,508,985   2,185,905
     Other hotel revenue                           31,953    29,678             100,094      90,377
     Interest                                       7,475     4,674              18,935       8,469
                                                 _________  ________          __________  __________
                                                  985,823   876,312           2,628,014   2,284,751
                                                 _________  ________          __________  __________

Cost and expenses:
     Hotel operations                             262,638   245,947             758,306     656,706
     Salaries and benefits                        220,565   189,500             578,129     515,159
     Management and franchise fees                 87,746    78,055             233,574     203,694
     Advertising and reservations                  34,123    30,355              90,834      79,215
     Interest                                     129,001   129,696             383,362     388,889
     Depreciation and amortization                 64,473    62,593             193,553     187,779
                                                 _________  ________          __________  __________
                                                  798,546   736,146           2,237,758   2,031,442
                                                 _________  ________          __________  __________

Net income                                        187,277   140,166             390,256     253,309

General partner's interest                         46,819    35,041              97,564      63,327
                                                 _________  ________          __________  __________

Limited partner's interest                      $ 140,458   105,125             292,692     189,982
                                                 =========  ========          ==========  ==========

Limited partner's interest per unit             $  311.44    233.09              648.98      421.25
                                                 =========  ========          ==========  ==========

Average number of limited partner
     units outstanding                                451       451                 451         451
                                                ==========  ========          ==========  ==========

               SIGNATURE VII LTD. LIMITED PARTNERSHIP
                   Statement of Partners' Equity
                Nine months ended September 30, 1995
                            (Unaudited)

                                General     Limited
                                Partner    Partners        Total
                              _________    ________    _________
Balance at
December 31, 1994              $442,661     853,172    1,295,833

    Net income                   97,564     292,692      390,256
    Cash distributions          (57,092)   (171,276)    (228,368)

Balance at September 30, 1995  $483,133     974,588    1,457,721
                               ========    ========    =========


Accumulated balances:
    Capital
    contributions             1,503,333   4,510,000    6,013,333
    Offering expenses                 -    (474,671)    (474,671)
    Cash distributions         (233,587)   (700,908)    (934,495)
    Net loss                   (786,613) (2,359,833)  (3,146,446)
                              _________  __________   __________
Balance at
September 30, 1995             $483,133     974,588    1,457,721
                              =========  ==========   ==========

                SIGNATURE VII LTD. LIMITED PARTNERSHIP
                       Statements of Cash Flows
                            (Unaudited)
                                                              Nine months ended
                                                                 September 30
                                                       ______________________________
                                                          1995                  1994
                                                       __________            _________
Cash flows from operating activities:
   Net income                                           $390,256             253,309
   Items which do not use (provide)
   cash:
     Depreciation of property
       and equipment                                     184,897             178,055
     Amortization of deferred costs                        8,656               9,724
     Write off of deferred loan costs                     12,668               2,369
     Accrued revenue and other
       expenses, net                                      (2,743)             12,061
                                                        _________           ________
          Net cash provided by
          operating activities                           593,734             455,518
                                                        _________           ________

Cash flows from investing activities:
   Additions to furniture and
     equipment reserves, net                            (140,532)            (71,859)
   Other additions to property
     and equipment                                      (203,449)               -
                                                        _________           _________
       Net cash used in
        investing activities                            (343,981)            (71,859)
                                                        _________           _________



Cash flows from financing activities:
   Payments on long-term debt                            (19,985)            (92,691)
   Proceeds from long-term debt                          237,330                -
   Deferred financing costs                              (48,502)               -
   Cash distributions to partners                       (228,368)            (71,559)
                                                        _________           _________
       Net cash used in
       financing activities                              (59,525)           (164,250)
                                                        _________           _________

Change in cash and cash equivalents                      190,228             219,409
                                                        _________           _________
Cash and cash equivalents at
beginning of period                                      533,943             287,542
                                                        _________           _________
Cash and cash equivalents
at end of period                                        $724,171             506,951
                                                        =========           =========

Additional disclosures:

     Interest paid                                      $383,362             388,889
                                                        =========           =========

     Additions to property and
     equipment from furniture and
     equipment reserves                                 $197,338              24,475
                                                        =========           =========


SIGNATURE VII LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995






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

               SIGNATURE VII LTD. LIMITED PARTNERSHIP
               --------------------------------------
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

RESULTS OF OPERATIONS
---------------------
               Occupancy                     Average Daily Rate
          YTD       YTD                 YTD       YTD
          9/30/95   9/30/94   Change    9/30/95   9/30/94   Change
Columbus  64.9%     62.8%     2.1%      $56.10    $53.41    $2.69
Kokomo    83.5%     71.7%     11.8%     $55.18    $52.75    $2.43


                    QTD       QTD       Percent   YTD         YTD         Percent
                    9/30/95   9/30/94   Change    9/30/95     9/30/94     Change
Room &
Other Hotel
Revenues            $978,348  $871,638  12.2%     $2,609,079  $2,276,282   14.6%

Interest
Income                $7,475    $4,674  59.9%        $18,935      $8,469  123.6%

Hotel Operations
and Salaries and
Benefits            $483,203  $435,447  11.0%     $1,336,435  $1,171,865   14.0%

Management
and Franchise
Fees                 $87,746   $78,055  12.4%       $233,574    $203,694   14.7%

Advertising and
Reserv               $34,123   $30,355  12.4%        $90,834     $79,215   14.7%

Interest
Expense             $129,001  $129,696 (0.5)%       $383,362    $388,889   (1.4)%

Depreciation and
Amort                $64,473   $62,593  3.0%        $193,553    $187,779    3.1%

Net
Income              $187,277  $140,166 33.6%        $390,256    $253,309   54.1%


Room and other hotel revenues of the two hotels increased for both the three and nine month periods ended September 30, 1995 compared to the same period in 1994 due to increases in occupancy and average room rates.

Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. Hotel operations and salaries and benefits increased primarily due to the increase in the number of rooms sold during the first nine months of 1995 compared to 1994. Management and franchise fees increased due to the increase in room and other hotel revenues for the same periods. These fees represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees.

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



                                SIGNATURE INNS, INC., General Partner
                                of Signature VII Ltd. Limited Partnership




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                John D. Bontreger, President and C.E.O.
                                Signature Inns, Inc.




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                Mark D. Carney, Vice President
                                Finance and C.F.O.
                                Signature Inns, Inc.




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                Martin D. Brew, Treasurer/Controller
                                Signature Inns, Inc.