Form 10KSB
period 1995-12-31
SIGNATURE VII LTD LIMITED PARTNERSHIP
filed 1996-04-01
CIK 769603

[LIVE]

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1995

                Commission File Number 2-98025

            SIGNATURE VII LTD. LIMITED PARTNERSHIP
      (Exact name of small business issuer in its charter)

               Indiana                          35-1636684
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)


   250 East 96th Street, Suite 450, Indianapolis, Indiana 46240
    (Address of principal executive offices)        (Zip Code)

            Registrant's telephone number    (317) 581-1111


Securities registered pursuant to Section 12(b) of the Exchange
Act:  None

Securities registered pursuant to Section 12(g) of the Exchange
Act:  None

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X   No
        -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form. No disclosure will be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference herein. [ X ]

Issuer's revenues for the most recent fiscal year $3,471,397
Aggregate Market Value of Units Held by Non-Affiliates:  Unknown
                                                         (See Item 5)

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format (check one):

     Yes     ; No  X
        -----    -----

                                 PART I
                                 ------

     Item 1.  Business of Signature VII Ltd. Limited Partnership.

A.   Organization.

     Signature VII Ltd. Limited Partnership (hereinafter sometimes referred to as either the "Partnership" or the "Registrant") was originally organized pursuant to a Certificate and Agreement of Limited Partnership dated April 22, 1985, which was filed for record with the Marion County, Indiana, Recorder on April 24, 1985, in accordance with the Indiana Uniform Limited Partnership Act (I.C. S 23-4-2-1 et seq.). On July 1, 1988, the Partnership filed a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act ("INRULPA"), thereby electing to be governed under the provisions of INRULPA. As a result, effective on July 1, 1988, the Partnership became a partnership governed by INRULPA rather than by the ULPA.

     Subsequent to its organization, the Partnership commenced an SEC registered, public offering of Units of limited partnership interest (the "Units") at $10,000 per Unit, with a minimum subscription of one Unit pursuant to a Registration Statement which originally became effective on July 11, 1985. The offering was concluded on June 30, 1986, and a total of 451 Units, aggregating $4,510,000, was sold in the offering to 396 purchasers who became the limited partners of the Partnership.
In addition to the capital contributions of the Limited Partners, Signature Inns, Inc., the General Partner of the Partnership, contributed $1,503,333 (i.e. 25% of the capital contributions) to the Partnership.

B.   The General Partner.

     The General Partner of the Partnership is Signature Inns,
Inc. ("General Partner"), an Indiana corporation, which was incorporated on March 31, 1978.

C.   The General Partner's Affiliated Partnerships and Joint
Ventures.

     The General Partner, directly or through a wholly-owned subsidiary, is the general partner of a total of 21 Indiana limited partnerships and joint venture partnerships. The partnerships own an aggregate of 23 Signature Inn hotels totaling
2,748 rooms.   Each of those 23 operating hotels and one
additional eighty-one room hotel currently under construction are operated under long-term management and franchise agreements with the General Partner, from which the General Partner derives substantial fee revenue.

D.   The General Partner's Subsidiaries.

     The General Partner has four, wholly-owned subsidiary corporations. Signature Securities Corporation ("SSC"), is an SEC/NASD registered "limited" broker-dealer which previously was engaged in the offer and sale of direct participation programs (e.g., limited partnership real estate offerings) of partnerships affiliated with Signature Inns, Inc. SSC has marketed thirteen limited partnership programs. However, SSC has not offered limited partnership interests since 1989.

     The Signature Franchise Corporation ("SFC") subsidiary was organized in connection with the 1992 Debt Restructuring. SFC never engaged in any business operations.

     The P & N Corporation ("P & N") subsidiary was organized in late 1993 and acts as the general partner of the Peoria/Normal Signature Limited Partnership, which owns and operates the Normal and Peoria, Illinois, Signature Inn hotel properties , the Knoxville Signature Limited Partnership which owns and operates the Knoxville, Tennessee, Signature Inn hotel property and Meridian Signature Limited Partnership which owns land and a hotel under construction in Indianapolis, Indiana. Those properties are managed and franchised under management and franchise agreements between the partnerships and the General Partner.

     The S.I.E. Corporation subsidiary was organized in December
1995 and acts as general partner for Signature Northwestern Ltd.
- - I.

E.   Location of Signature Inn Hotels.

     The General Partner's ownership interest in the following affiliated hotel partnerships ranges between 5% and 50%, depending upon the capital contributions made to the particular partnership and other factors relating to the structuring of the partnership. All mortgage loans on partnership properties are non-recourse to the General Partner.

       GENERAL PARTNER'S AFFILIATED SIGNATURE INN HOTEL
               PARTNERSHIPS AND JOINT VENTURES
Partnership              Date Organized   Location of Hotel(s)
- -----------              --------------   --------------------
Signature I Ltd.         01/16/81         Fort Wayne, IN

Signature II Ltd.        11/12/81         Indianapolis, IN

Signature III Ltd.       02/04/82         Lafayette, IN

Signature IV Ltd.        08/27/82         Muncie, IN

Signature V Ltd.         03/09/84         Cincinnati, OH

Signature Southport      04/23/84         Indianapolis, IN
  Joint Venture

Signature Northwestern   12/31/84         Indianapolis, IN
  Ltd. - I

Signature VI Ltd.        01/16/85         Indianapolis, IN

Signature VII Ltd.       04/24/85         Columbus, OH,
                                            and Kokomo, IN

Signature VIII Ltd.      11/05/85         Evansville, IN

Signature IX Ltd.        07/01/86         Terre Haute, IN

Signature Elkhart Ltd.   07/02/86         Elkhart, IN

Signature X Ltd.         09/19/86         Florence, KY,
                                            and Sharonville, OH

Signature XI Ltd.        09/26/86         Miamisburg
                                            (i.e., Dayton), OH

Signature XII Ltd.       10/03/86         South Bend, IN

Signature XIV Ltd.       12/12/86         Louisville, KY

Signature XVII Ltd.      09/20/88         Indianapolis (North),
IN

Signature XXI Ltd.       06/12/89         Bettendorf, IA

Peoria/Normal Signature  12/16/93         Normal, IL
  Limited Partnership                       and Peoria, IL

Knoxville Signature      05/04/94         Knoxville, TN
  Limited Partnership

Meridian Signature       July 96          Carmel, IN
  Limited Partnership    Planned opening

F.   The Signature Inn Hotel Concept.

     The Signature Inn concept has been continuously improved since 1981 and has been favorably received by the traveling public. The Signature Inn concept is predicated upon a simple principle of providing first-class service to its hotel Guests on a consistent basis in all hotels. In order to accomplish this type of service, Signature has developed a guest services program entitled "Legendary Service," which involves the employment of individuals who are goal and team oriented, possess a positive mental attitude, a good work ethic, have a sincere desire to serve our Guests and portray the clean-cut "Signature Look." Those employees are then trained under the Legendary Service program to provide efficient, friendly and courteous service.
The Legendary Service program also requires that, in the event a problem cannot be resolved to the satisfaction of a guest, the guest will receive a money-back guarantee.

     In addition to the Legendary Service provided by the employees to hotel Guests, the Signature concept is also identified by the physical features and specialized services offered to Guests. Signature Inn hotels have large, spacious, well furnished and attractively decorated lobby-registration areas. The guest rooms are attractively decorated and designed to have a high aesthetic appeal and to provide convenience and comfort. Signature rooms feature a queen or king-sized bed and a recliner chair. Special services and amenities offered by Signature Inn hotels include:

Newspaper delivered to room        HBO, cable and in-room movies
Fax Machines                       Meeting rooms
Large desk in all rooms            Interview centers
Free local calls                   Guest storage facilities
Free Breakfast Express             Business center facilities
Professional conference center     No-Smoking rooms
Outdoor or indoor swimming pool    Guest spa rooms
                                   Guest voice mail

Other than the professional conference center, meeting rooms, in-room movies and long distance charges for fax machines, all items on the foregoing list are furnished to the guest on a complimentary basis.

     Although each Signature Inn hotel offers high quality lodging accommodations and services to the public, Signature Inn hotels do not offer restaurant, bar or lounge facilities. As with many other economy/limited service hotels, the General Partner eliminated what it considered to be the lower profit margin departments of "food and beverage" and the unproductive and costly, large public areas associated with full service hotels. However, the Signature Inn hotels are generally located adjacent to or near quality restaurants for the convenience of their Guests. Because Signature Inns do not have restaurants inside the hotels, Signature Inn hotels, like other economy/limited service hotels, generally have a significantly lower break-even threshold and are not as labor and management intensive as All-Suite or Full Service hotels.

G.   Hotel Industry Overview and Partnership Hotel Results.

     Signature Inn hotels operate in the "upper economy/limited service" segment of the hotel industry. The following table illustrates average occupancy and average daily room rates
("ADR") for the years indicated of the Partnership hotels and the Signature Inn chain (23 hotels) compared to "upper economy chains" and the industry:

                       Occupancy                 ADR
                  -------------------   ---------------------
                 1995    1994   1993     1995   1994     1993
                 ----    ----   ----     ----   ----     ----
Columbus         64.7%   61.1%  59.6%    $56.39 $53.59   $50.36

Kokomo           81.4%   69.3%  62.5%    $55.30 $52.68   $49.35

Signature Inn    67.2%   67.9%  66.2%    $55.81 $53.45   $50.48
  Chain

Upper Economy    64.4%   65.4%  64.4%    $47.39 $46.08   $44.31
  Chains*

Hotel Industry*  65.5%   65.1%  63.1%    $67.34 $63.64   $61.31

*Source:  Smith Travel Research.

     The General Partner believes an important indicator of hotel performance within a segment of the industry is "revenue per available room" (REV PAR), which combines both the occupancy and the average daily room rate achieved. REV PAR for the years indicated for the Signature Inn chain and the "upper economy chains" is as follows:

                                           REV PAR
                               -------------------------------
                               1995          1994        1993
                               ----          ----        ----
Signature Inn Chain            $37.50        $36.29      $33.42

Upper Economy Chains           $30.52        $28.87      $27.38

     The upper economy/limited service hotels have performed better than all other segments in the industry during the past several years. It is management's belief that the economy/limited service hotel segment will continue to be the fastest growing segment in the U.S. hotel industry. Accordingly, management believes that the Signature Inn chain of hotels are competitively positioned within the domestic lodging industry.

     The hotel industry experienced declines in average occupancy rates for several years prior to 1991 brought on by room supply growth exceeding room demand, and annual average daily rate increases less than inflation due to significant discounting of room rates. In 1992, the industry began to improve with increasing average occupancy and larger average daily rate gains. Through 1995, this favorable trend has continued. However, continuation of this positive trend in the hotel industry is dependent in large part on demand growth in relation to supply growth over the next several years. Room demand growth continues to increase faster than supply growth, although recently the supply growth appears to be accelerating.

H.   Trademarks.

     The mark "Signature Inn" with related logo was registered by the General Partner with the Indiana Secretary of State effective on October 8, 1980. In addition, on October 4, 1982, the mark "Signature Inn" (with logo) was registered on the principal register of the United States Patent and Trademark Office. On September 18, 1984, the mark "Signature Inn", only, and the stylized "S" logo, only, were registered on the principal register of the United States Patent and Trademark Office. On February 14, 1990, the declarations of five years use for each of the marks was accepted by the United States Patent and Trademark Office. These registrations are now in effect until a renewal date of September 18, 2004. Another mark, "We Help You Get Down to Business," which is used by Signature Inns in its hotel operations, was registered with the United States Patent and Trademark Office on October 12, 1982. An additional mark, "Sincerely Yours," was registered in 1990 with the United States Patent and Trademark Office. The mark "Breakfast Express" was registered with the U.S. Patent and Trademark Office on November 3, 1992. The Mark "There's Something Personal About a Signature" was registered with the U.S. Patent and Trademark Office on April 30, 1991.

     On June 1, 1989, Signature Inns, Inc. entered into an agreement with a Canadian group which had owned the Canadian trademark registration of "Signature Inn." Under the agreement, the Canadian registration of the mark "Signature Inn" became the property of Signature Inns, Inc.

I.   The General Partner's Corporate Account Sales and Marketing.

     The General Partner systematically develops regional and national accounts consisting of corporations and travel agency consortiums which use one or more Signature Inn hotels in the chain on a regular basis. Many of these publish their own corporate travel directories, stipulating hotel locations which have been approved for lodging accommodations. Signature Inns appears in numerous corporate and travel consortium directories, including the following: Maritz, Carlson/Wagonlite, BTI Americas, ABC Corporate Services, Rosenbluth Travel, General Motors, Ameritech, and Navistar. In addition, a National Sales Director and Director of Hotel Sales work with and assist hotel employees responsible for local sales efforts in Signature Inn markets. This corporate marketing program gives Signature Inn hotels excellent visibility to business customers who are likely to utilize Signature Inns on a systematic and chain-wide basis.

J.   The General Partner's Centralized Reservation System.

     Signature Inn hotels utilize Teleservice Resources, a subsidiary of AMR Company based in Dallas/Fort Worth, Texas, to provide central reservation services. The 800 number utilized by Signature as its central reservation number allows the public in the United States and Canada to make toll-free reservations by telephone, and travel agents can make electronic reservations by using one of several electronic airline reservation systems.

K.   The General Partner's Hotel Advertising.

     The General Partner utilizes the services of Lord, Sullivan
& Yoder, Inc. Advertising of Columbus, Ohio, to provide full-service advertising for the Signature Inn chain and to direct the chain's advertising program. Lord, Sullivan & Yoder, Inc. assists in the formulation of the Signature Inn chain and individual hotel advertising programs and budgets. The General Partner also utilizes Montgomery Zukerman Davis, Inc., a full-service advertising firm located in Indianapolis, Indiana, for public relations activities.

L.   The General Partner's Employees.

     Including its five executive officers, the General Partner employs twenty-five full-time employees at its corporate office.
In addition, the general and assistant general manager at each of the 23 operating Signature Inns are employees of the General
Partner. The General Partner also employs approximately seventy-five full-time employees at three of the hotels managed by the General Partner.
The General Partner believes it has an excellent relationship with its employees.

M.   Seasonality.

     Demand for hotel accommodations varies seasonally in the General Partner's current market areas. Typically, demand for hotel accommodations and, correspondingly, occupancy rates for each of the Signature Inn hotels within the Signature chain will be higher during the period from March through October and lower during the period from November through February.

N.   Competition.

     The operation of hotels is an extremely competitive business. The General Partner as a management General Partner and its affiliated hotel partnerships as owners of hotels are each in competition with numerous management companies and hotel chains in their respective areas of operation of varying quality and size, including national and regional chains, and hotels which have available to them greater name recognition and financial resources than the General Partner. The General Partner believes its management possesses adequate experience and that the Signature Inn concept is sufficiently recognized to enable the chain to compete successfully against its competitors.

O.   Refurbishing.

     To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurbishing and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the property may be diminished. Each affiliated hotel limited partnership establishes reserve funds in connection with the operation of its hotel for refurbishing which are based upon specified percentages of hotel revenues.

P.   Energy and Environmental Factors.

     Present and future regulations issued to meet federal or local antipollution standards, limitations on or rationing of gasoline usage, gasoline shortages, or other effects of any future energy crisis or shortage of natural resources may affect adversely utilization of one or more of the Signature Inn hotel properties by travelers or increase the cost of operating such properties and thus adversely affect the General Partner's operations. Further, environmental studies required to be performed by the General Partner and its affiliated partnerships in connection with the acquisition of properties in order to avoid potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Super Fund Amendments and Reauthorization Act of 1986, add to the costs and risks of acquisition of real estate sites generally.

Q.   Americans With Disabilities Act.

     The General Partner believes that all Signature Inn hotels within the Signature Inn chain currently are in compliance with the Americans With Disabilities Act and does not anticipate that future compliance with this regulation will require substantial cash resources.

R.   Miscellaneous.

     Neither the General Partner nor any of its affiliated limited partnerships are dependent upon a single customer or a very few customers, the loss of any one of which would not have a material adverse effect on the General Partner. All raw materials utilized by the General Partner and its affiliated limited partnerships in the construction or refurbishing of their respective hotels are believed to be readily available at competitive prices. The General Partner is not engaged in any material research or development activities.

S.   The Partnership's Hotels.

     The business of the Partnership consists exclusively of the ownership and operation of two Signature Inn hotels located in Columbus, Ohio, and Kokomo, Indiana. A listing of these hotels, the number of rooms, location and opening dates is as follows:

           Location of Hotel    Number of Rooms    Opening Date
           -----------------    ---------------    ------------
         I-270 & Cleveland Rd.       125            02/27/86
           Columbus, Ohio

         U.S. Hwy. 31 & Alto Rd.     102            04/04/86
           Kokomo, Indiana

     Each of the foregoing properties is operated as a franchisee of the General Partner. The Partnership has entered into a standard Signature Inn Individual Hotel License Agreement with respect to each of the hotels. By the terms of those franchise agreements, the Partnership pays to the General Partner monthly franchise fees (i.e., royalties) equal to 4% of the gross receipts of each of the hotels, and, in addition, contributes an additional 3.5% of gross receipts to advertising and reservation funds administered by the General Partner to finance advertising programs and a reservation system. The initial term of each of the franchise agreements is 10 years, and the Partnership has an option to renew each of those agreements for an additional term of 5 years. Under the terms of the franchise agreement, the Partnership is authorized to use the name "Signature Inn," as well as other trademarks and logos associated with the Signature system, and the General Partner provides various services in relation to that system.

     Each of the Partnership's hotels is managed by the General Partner pursuant to a Management Agreement entered into between the Partnership and the General Partner. Under the Management Agreements, the General Partner establishes policies for the Partnership's employees having direct responsibility for the hotel's operation. In addition, the General Partner establishes room rates, directs the promotional activity of the Partnership's employees, supervises the purchase and replacement of equipment and supplies, supervises maintenance activities and selects vendors, suppliers and independent contractors. In addition, the General Partner performs all bookkeeping and administrative duties in connection with each of the hotels and administers payments and reports to the Limited Partners.

     The Partnership is required to pay to the General Partner as compensation for its management services an amount equal to 5% of the gross receipts per month for each of the hotels. This compensation is in addition to the cost of compensating the Partnership's own employees and the costs of goods and services acquired by the Partnership from independent contractors. However, the management fee covers all of the General Partner's overhead for which there is no separate charge.

     A non-recourse mortgage loan of $2,767,426 at December 31, 1995, is secured by property and equipment of the Columbus Signature Inn and is payable in monthly installments of $26,438, including interest at 10%. The interest rate and monthly installments are adjustable at six-month intervals to 3.25% above the six-month U.S. Treasury Bill rate, based on a maturity in 2016. The interest rate is subject to a minimum of 10% and a maximum of 14.5% through September 1996 and 15% to maturity in 2001.

     In January 1995, mortgage loans of $1,972,977, secured by property and equipment of the Kokomo Signature Inn, were paid in full with the proceeds of a non-recourse mortgage loan of $2,350,000. The new mortgage loan is payable in monthly installments of $23,431, including interest at 10.48%. At December 31, 1995, the mortgage loan balance was $2,250,007. The interest rate and monthly installments are adjustable at two-year intervals to 3.75% above the two-year U.S. Treasury Bill rate, based on a twenty-year amortization to maturity in 2004. The interest rate is subject to a maximum of 14.48%. Beginning in April 1996, an annual principal payment is required equal to the lesser of defined cash flow or $25,000. A payment of $25,000 is due in April 1996.

     In the opinion of Partnership management, both hotel properties are adequately insured.

     The Partnership previously owned and operated a 125-room Signature Inn hotel in Warren, Michigan, which had been financed by a non-recourse mortgage loan from Chrysler Capital Corporation. The Warren, Michigan, Signature Inn was sold under
Michigan foreclosure procedures in January 1992.   Because the
Warren hotel loan was "non-recourse," the foreclosure of the Warren hotel did not affect, in any way, the Partnership's operations of its other two properties, nor did such foreclosure affect the viability of the Partnership. Moreover, the financial performance of the Partnership was enhanced by virtue of the elimination of Warren's cash flow deficits, which had a continuing adverse effect on the Partnership's operations.

T.   Reserves.

     Although the Partnership attempts to maintain adequate working capital reserves, the Partnership's working capital reserves historically have been marginally adequate. In the past, the General Partner has advanced funds to the Partnership. The General Partner may be unable or unwilling to make future advances to the Partnership.

U.   Employees.

     As of December 31, 1995, the Partnership employed approximately 50 employees, approximately ten (10) of whom are employed on a part-time basis.

V.   Summary of Partnership Agreement.

     The following is a brief summary of certain provisions of the Partnership Agreement.

     (1) Powers of the General Partner. Signature Inns, Inc. (the "General Partner") has full, exclusive, and complete authority and discretion in the management and control of the business of the Partnership. (Sections 9.01 and 9.02.) Limited Partners have no right or power to take part in the management of, or to bind, the Partnership. (Section 14.01.)

     (2) Liabilities of the Limited Partners. The Partnership Agreement provides that no Limited Partner shall be liable for any debts or obligations of the Partnership in excess of the amount of his/her Capital Contribution which has not been previously returned to him/her (Section 14.03), except that, under applicable law, the Limited Partners may be required to return (with interest) amounts distributed to them as a return of their Capital Contributions if the Partnership is unable to pay creditors who extended credit to the Partnership prior to the date of any such return of capital. (Section 6.03.) In addition, all undistributed Cash Available for Distribution and proceeds of the sale or financing of Partnership Properties which would otherwise be distributed to the Partners are available, along with all Partnership assets, to creditors to satisfy the debts and obligations of the Partnership until actually distributed. (Section 14.03.)

     Upon payment in full of the subscription price, Units acquired by Limited Partners pursuant to the Partnership Agreement become fully paid and nonassessable. (Section 6.06.) No Limited Partner has the right to withdraw all or any portion of his Capital Contribution until the full and complete winding up and liquidation of the business of the Partnership, except as otherwise provided by law. (Section 6.03.)

     (3) Meetings and Voting Rights of the Limited Partners. Meetings of the Limited Partners may be called at any time by the General Partner or by one or more Limited Partners holding more than 25% of the Units. Limited Partners can vote at any meeting and the Limited Partners can act without a meeting by written consent, provided that written consents are delivered to the General Partner. Limited Partners are entitled to one vote for each Unit held. (Section 14.04.)

     Limited Partners may, with the affirmative vote of those holding more than 50% of the Units, take action on the following matters: (a) the approval or disapproval of the sale or exchange of all or substantially all of the Partnership's properties; (b) Dissolution of the Partnership; (c) removal of a General Partner or any successor General Partner; (d) election of new General Partner upon the removal,retirement, bankruptcy, insolvency or death of a General Partner or any successor General Partner; and,
(e) Amendment of the Partnership Agreement (Section 14.01.).

     The right of the Limited Partners to amend the Partnership Agreement, however, is limited with respect to amendments affecting limited liability of the Limited Partners and the rights and interests of the General Partner. (Section 14.02.) Amendments receiving the requisite vote will be executed by the General Partner on behalf of all Limited Partners acting pursuant to the power of attorney contained in the Partnership Agreement. (Section 17.01.)

     (4) Reserves. The General Partner shall make an initial provision for adequate reserves (by retention of proceeds from the sale of Units and Cash Flow from operations) for working capital in an amount equal to approximately 5% of the "Project Cost" of each hotel and for replacements of furniture, fixtures, and equipment in the amount set forth under Section 9.02(1).

     (5) Books and Records. The General Partner is required to maintain at the Partnership's principal office full and accurate records for the Partnership, and all Limited Partners shall have the right to inspect and examine such books and records at all reasonable times and upon reasonable notice. (Section 13.01.) Annual audits of the Partnership's affairs will be conducted by such firm of independent certified public accountants as may from time to time be engaged by the Partnership. (Section 13.02.)

     (6) Limited Transferability of Units. There are a number of restrictions on the transferability of Units, including, among others, the following: Units may not be subdivided after purchase; and investors transferring less than all of their Units must transfer a number of Units such that, after the transfer, both the transferor and the transferee shall own not less than one Unit. A transfer fee in an amount sufficient to cover transfer costs will be established by the General Partner, and payment thereof shall be a condition to effectiveness of a transfer. All transfers of Units must be pursuant to assignment documentation satisfactory in form and substance to the General Partner. No Unit may be sold, assigned or exchanged if the sale of such Unit, when added to the total of all other Units sold or exchanged within the period of 12 consecutive months prior to the proposed date of sale or exchange, would, in the opinion of counsel for the Partnership, result in the termination of the Partnership under Section 708 of the Internal Revenue Code (dealing with transfers of 50% or more of the outstanding interests of a partnership) unless the Partnership and the transferring holder shall have received a ruling by the Internal Revenue Service that the proposed sale or exchange will not cause such termination. (Section 15.03.)

     An Assignee of Units shall not become a substituted Limited Partner in place of his/her assignor unless there is compliance with, among others, the following additional conditions: (i) the written consent of the General Partner to such substitution shall have been obtained, which consent in the General Partner's absolute discretion may be withheld and (ii) the Assignee shall have expressly agreed to become a party to the Partnership Agreement. (Section 15.04.)

     (7) Assignability of General Partner's Interest. With the consent of the General Partner and Limited Partners holding more than 50% of the Units, the General Partner may designate a successor or additional General Partners, in each case with such participation in such General Partner's interest as such General Partner and such successor or additional General Partners may agree upon, provided that the interests of the Limited Partners are not affected thereby.

     A General Partner may withdraw from the Partnership at any time upon 60 days prior written notice to the Limited Partners and any other General Partner or may transfer his interest to an entity controlling, controlled by, or under common control with it; provided, however, that in either such event, if it is determined that the Partnership business is to be continued rather than dissolved and liquidated upon the happening thereof, the withdrawal or transfer shall be effective only after receipt by the Partnership of an opinion of legal counsel to the effect that such withdrawal or transfer will not cause the Partnership to be classified as an association taxable as a corporation rather than as a partnership for federal income tax purposes. (Section 15.01.)

     (8) Dissolution and Termination. The Partnership is to continue until April 22, 2035, but may be dissolved earlier as provided in the Partnership Agreement or by law. (Article V.) The Partnership Agreement provides that the withdrawal, bankruptcy, insolvency, death, or removal by the Limited Partners of the General Partner will dissolve the Partnership unless the General Partner, or, if there is no remaining General Partner, the Limited Partners, by a majority vote in interest, elect to continue the business of the Partnership. (Section 18.01.) The Limited Partners also can dissolve the Partnership by a vote of a majority in interest without removing the General Partner. (Section 18.01.) In the event the Partnership is dissolved, the assets of the Partnership shall be liquidated as promptly as is consistent with obtaining the fair market value thereof; the proceeds therefrom, together with assets distributed in kind, shall be distributed first to creditors to satisfy debts and liabilities of the Partnership other than loans or advances made by Partners to the Partnership, then to the establishment of reserves deemed reasonably necessary to satisfy contingent or unforeseen liabilities or obligations of the Partnership or of the General Partner arising out of or in connection with the Partnership, then to the repayment of loans or advances made by any of the Partners to the Partnership, with the balance, if any, to be distributed among the Partners as provided in the Partnership Agreement (Section 19.01. and "Distribution Policies") and upon completion of the foregoing the Partnership shall be terminated.

     (9)  Distribution Policies.

          (a) Time of Distributions and Allocation Among Limited Partners. The Partnership makes annual distributions of all Cash Available for Distribution, if any. Net proceeds of sale of Partnership Properties (and of refinancing thereof, where the proceeds of such refinancing are not to be reinvested in the acquisition of additional Properties) will be distributed as soon as possible following their receipt.

     The record date for determining the Limited Partners entitled to participate in a distribution shall be the last day of the calendar month preceding the date of distributions.

     Each distribution will be allocated to the Limited Partners in the ratio which the number of Units owned by each of them bears to the total number of Units outstanding, subject to adjustment with respect to Units issued by the Partnership during the fiscal year.

          (b)  Allocations and Distributions to the General
Partner and Limited Partners.

          Allocation of Income and Loss and Distributions of Cash. The following table sets forth (1) the allocation of Partnership income, gains, losses, deductions, and credits between the General Partner and the Limited Partners (as a group) and (2) the entitlements of the General Partner and the Limited Partners (as a group) to cash distributions. The information set forth with respect to each category, both before and after "Reallocation Date."

          With respect to distributions of Cash Available for Distribution under Section 8.01 of the Agreement, "Reallocation Date" refers to the date on which the Limited Partners have received an amount equal to 150% of their Capital Contributions as a result of the distribution to them of Cash Available for Distribution under Section 8.01 of the Agreement. With respect to distribution of Net Proceeds under Section 8.02, "Reallocation Date" refers to the date on which the Limited Partners have received an amount equal to 100% of their Capital Contributions as a result of the distribution to them of Net Proceeds under
Section 8.02 of the Agreement.

                    General     Limited      General       Limited
                   Partner %    Partner %   Partner %     Partner %
                    Before       Before       After         After
Item             Reallocation  Reallocation Reallocation Reallocation
- ----             ------------  ------------ ------------ ------------
Income,              25%           75%          50%          50%
Gains,
Losses,
Deductions
and Credits

Cash                 25%           75%          50%          50%
Available for
Distribution
(From Operations)

Net Proceeds         25%           75%          50%          50%
from Sales,
Financing and
Refinancing of
Properties

     (c) Allocation of Net Income and Net Losses Among the Limited Partners. Net income and net loss shall be allocated among the Limited Partners in proportion to the number of Units owned by each of them as of the last day of the year, subject to adjustment with respect to Units issued by the Partnership or transferred by Partners during the year.

     (10) Reports to Limited Partners.

     Within 75 days after the end of the fiscal year (December
31) of the Partnership, the General Partner will deliver to each Limited Partner such information as is necessary for the preparation by each Limited Partner of his/her federal income tax return and state income or other tax returns with regard to jurisdictions in which properties are located.

     Within 90 days after the end of each Partnership fiscal year, the General Partner will deliver to each Limited Partner an annual report which will include audited financial statements of the Partnership prepared in accordance with generally accepted accounting principles. Such financial statements will include a profit and loss statement, a balance sheet, a statement of cash flows, and a statement of changes in Partners' capital. The annual report for each year will report on the Partnership's activities for that year, set forth the compensation paid to the General Partner and its Affiliates with a statement of the services performed in consideration therefor, and contain such other information as is deemed reasonably necessary by the General Partner to advise the Limited Partners of the affairs of the Partnership.

     Each Limited Partner will be furnished within 60 days after the end of the first six-month period of each Partnership year, an unaudited semi-annual financial report for that period including a profit and loss statement, a balance sheet, and a statement of cash flows. The foregoing reports for any period in which fees are paid to the General Partner or its Affiliates for services shall set forth the fees paid and the services rendered.

W.   The General Partner's Past Financial Difficulties,
     Restructurings, Refinancings and Capital Appreciation Fee.

     In October, 1989, the General Partner's primary development lender and lead bank on its line of credit refused to renew on normal terms the General Partner's line of credit, which had previously been routinely renewed on an annual basis. In March
1990, the bank refused to further renew the line of credit at all. The Bank's refusal to renew the line of credit caused the General Partner to terminate two on-going public offerings of affiliated limited partnership interests and prevented the General Partner from structuring and syndicating any such offerings after 1989. As a result, nine hotels in their "start-up" phase were not adequately financed and their operation caused the General Partner to exhaust substantially all of its cash resources and historically adequate working capital reserves. In order to protect the General Partner's assets from threatened action by the lenders, and to provide sufficient time to structure alternative financing arrangements, the General Partner initiated a Chapter 11 bankruptcy proceeding in April, 1990. As the debtor-in-possession, the General Partner continued in possession and control of its nine hotel properties and other assets.

     In March 1991, a Court order and judgment were entered confirming the General Partner's Plan of Reorganization ("Confirmed Plan"). The General Partner made the required payments under the Confirmed Plan throughout the balance of 1991. During the latter part of 1991, occupancy and average daily room rate levels for the nine General Partner-owned hotels, as a group, were substantially lower than the levels which had been projected as a basis of the General Partner's Confirmed Plan. As a result, the General Partner's operating results were significantly adversely affected. The cash flow from the General Partner's operations, together with the cash balances on hand at the confirmation of the Confirmed Plan, were not sufficient to allow the General Partner to continue to service its indebtedness under the terms of the Confirmed Plan. In January 1992, the General Partner suspended debt service payments to four banks, resulting in material defaults under the Confirmed Plan.

     During 1992 and 1993, the General Partner transferred ownership of a total of six General Partner-owned hotels to construction mortgage lenders in lieu of foreclosure and in full release and discharge of the mortgage indebtedness owing by the General Partner on those hotels. In addition, three previously affiliate-owned hotels were also reconveyed to the respective mortgage lenders. As a result, during those two years, the number of Signature Inn hotels operating in the Signature Inn chain decreased from 32 hotels to 23 hotels.

     In December 1992, the General Partner and its lead bank entered into a comprehensive Restructure Agreement, pursuant to which indebtedness owing by the General Partner in the aggregate principal amount of $35,242,000 was significantly modified and restructured and warrants for preferred stock were issued to the bank (the "Restructuring"). In November 1993, the General
Partner entered into an Addendum to Restructure Agreement (the
"Addendum").  Under the terms of the Addendum, the General
Partner's primary bank granted to the General Partner the right and option, exercisable not later than December 31, 1993, to pay
$6,000,000 in cash in full settlement, satisfaction, release and discharge of all indebtedness and other obligations owing by the General Partner under the Restructure Agreement, including the warrant obligations under the Restructuring. As a condition to the option, the General Partner was required to convey to a to-be-formed affiliated limited partnership (the "Partnership") the General Partner's Normal and Peoria hotels, thereby eliminating the mortgage indebtedness owing on those hotels.

     In December 1993, the General Partner, with Banc One Capital Corporation of Columbus, Ohio ("BOCC"), acting as financial advisor, completed the settlement, satisfaction, release and discharge of all obligations under the Restructuring (the "Refinancing"). The necessary funds required by the Refinancing were provided by the following sources:

          (a) Bank One, Indianapolis, N.A. ("Bank One") provided a "senior" credit facility in the principal amount of $2,500,000, with an initial maturity date of December 31, 1995, renewable annually thereafter on May 31 of each year for a two-year term.

          (b)  Banc One Capital Partners II Limited Partnership
("BOCP II") provided a variable rate subordinated loan in the principal amount of $1,800,000, with a final maturity date of December 16, 1998 ("the "Subordinated Loan").

          (c) The General Partner provided approximately $1,200,000, which represented the amount which the General Partner, as seller, realized upon the sale of its Normal and Peoria Hotel Properties to Peoria/Normal Signature Limited Partnership.

          (d)  The General Partner also provided approximately
$1,000,000 from its general, unrestricted corporate cash balances.

     The gain to the General Partner from debt extinguishment in connection with the Refinancing eliminated entirely the General
Partner's shareholders' deficit and restored a positive shareholders' equity.

     In connection with the Subordinated Loan, the General Partner agreed to pay to BOCP II a "Capital Appreciation Fee" equal to 25% of the value of the General Partner, measured according to three alternative calculations, not earlier than 36 months nor later than 72 months after December 16, 1993. In August, 1995, the General Partner entered into a Repayment Agreement with BOCP II pursuant to which (a) the unpaid principal balance of the Subordinated Loan was repaid in full, together with all accrued interest thereon, and (b) the General Partner paid, and BOCP II accepted, a payment of $900,000 in full satisfaction of the General Partner's Capital Appreciation Fee obligation, subject to adjustment to the original terms of the Capital Appreciation Fee in the event of a Private Sale of the General Partner, as defined in the original fee agreement, on or before December 16, 1996.

     In connection with the BOCP II subordinated debt financing, BOCP II required the General Partner's officers to commit to invest at least $500,000 in the General Partner's Common Stock. In order to facilitate such investment, allow the other shareholders an opportunity to avoid possible dilution of their interests in the General Partner and to raise additional equity for the General Partner, the General Partner filed a Registration Statement with the Securities and Exchange Commission on April 12, 1994, pursuant to which the General Partner's existing shareholders were issued non-transferrable rights to purchase an additional five (5) shares of the General Partner's Common Stock for each one (1) share currently held at a purchase price of twenty cents ($.20) per share. In addition to the investment by Management, a total of 1,808,520 shares of Common Stock were issued, for an aggregate purchase price of $361,704, pursuant to the rights offering.

X.   Certain Affiliated Partnerships' Operating Losses.

     A number of the General Partner's affiliated partnerships have experienced financial difficulties in varying degrees, in most cases principally resulting from operating losses and cash flow deficits experienced by certain hotels owned by such partnerships.

     Signature XVI Ltd., the owner of a Signature Inn hotel in Lexington, Kentucky, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on September 26, 1991. Because Signature XVI Ltd. was not able to secure replacement financing, the mortgage lender on the Lexington property obtained title to the Lexington hotel in July, 1992. The Signature XVI Ltd. partnership was thereafter terminated and dissolved.

     Signature XXI Ltd., which owned Signature Inn hotels in Bettendorf, Iowa, and Auburn Hills, Michigan, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on July 26, 1991. A foreclosure and sale of the Auburn Hills property took place in February 1992, with the mortgage holder taking title to the Auburn Hills property. The Signature XXI Ltd. Plan of Reorganization was confirmed by the Bankruptcy Court on November 2, 1992 and provided for the continuation of the Partnership and its operation of the Bettendorf hotel. The Bettendorf mortgage loan was restructured, retroactive to January 1, 1992, into three non-recourse replacement notes maturing December, 1995, with an option to extend the maturity to December, 1997.

     Defaults have also existed with respect to hotel financings involving Signature XI Ltd.'s Dayton, Ohio, hotel project and Signature XVII Ltd.'s Indianapolis, Indiana, hotel project. The defaults with respect to those hotels were cured under restructured financing arrangements with the Partnership's lenders completed in 1994.

     Item 2. Description of Properties. A description of the location and general character of the Partnership's hotels and related facilities and other property is set forth under Item 1.

     Item 3. Legal Proceedings. With the exception of the prior Chapter 11 bankruptcy proceedings of Signature Inns, Inc. and the prior Chapter 11 bankruptcy proceedings of Signature XVI Ltd. and Signature XXI Ltd., affiliates of the Registrant, described earlier, all of which matters have been resolved, neither the Registrant nor any of its subsidiaries nor any of its affiliates, is or was a party to, nor is their property the subject of, any material pending legal, administrative, judicial, or similar proceeding. The Registrant and certain of its affiliated limited partnerships are involved, from time to time, in routine litigation incidental to their businesses. There are no proceedings to which any director, officer, nominee or affiliate of the Registrant or its subsidiaries or affiliates is a party adverse to the Registrant or its subsidiaries or affiliates or has a material adverse interest to the Registrant or its subsidiaries or affiliates.

     Item 4.   Submission of Matters to a Vote of Security
Holders.   No matter was submitted to a vote of the security
holders of the Registrant during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.

                            PART II

     Item 5. Market for the Registrant's Equity and Related Equity Holder Matters. The Registrant's common equity consists of Units of limited partnership interest in the Partnership. There is only one class of Units, and all Units have the same rights and the same interests in income, loss, distributions and capital of the Partnership. Each Unit represents a total required capital contribution of $10,000. Units are not subject to assessment for additional contributions. Holders of the Units possess certain limited voting rights (with respect to those matters which are submitted to a vote of the Limited Partners) and rights to certain distributions. Such voting and distribution rights will be based upon the number of Units owned by each Limited Partner. The Partnership Agreement contains a number of restrictions on the transferability of the Units. The General Partner does not have the right and is not obligated to redeem or repurchase the Units, and the Partnership Agreement prohibits the holders of the Units from withdrawing their respective capital contributions.

     The Registrant's Units are not listed on any securities exchange and are not subject to any quotations under the "NASDAQ" system. The Units are not actively traded in any established public trading market. Units are expected to be transferable, if at all, only in privately negotiated transactions. Accordingly, the Registrant is unable to furnish any information with respect to ranges of high and low bid quotations for the Units during the past two years.

     The following table sets forth the number of Units outstanding and the approximate number of holders or record of the Units as of the date of this report:

                     Number of                Number of
                  Outstanding Units       Holders of Record
                  -----------------       -----------------
                        451                     393

     Item 6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                     Results of Operations

     Certain operating and financial data for the years ended
December 31, 1995, 1994 and 1993 is as follows:

                       Occupancy           Average Daily Rate
                  -------------------    ----------------------
                  1995   1994    1993    1995     1994     1993
                  ----   ----    ----    ----     ----     ----
Columbus          64.7%  61.1%  59.6%   $56.39    $53.59  $50.36

Kokomo            81.4%  69.3%  62.5%   $55.30    $52.68  $49.35



                                                                          1995                1994
                              1995       1994        1993                vs 1994             vs 1993
                              ----       ----        ----                -------             -------
Room & Other
Hotel Revenues             $3,442,578 $2,954,249  $2,628,725            $488,329            $325,524

Interest Income               $28,819    $14,911      $8,537              13,908              $6,374

Operating & Related
Expenses                   $2,193,952 $1,927,128  $1,798,180            $266,824            $128,948

Interest Expense             $512,641   $516,261    $529,259            ($3,620)           ($12,998)

Depreciation and
Amortization                 $283,613   $253,176    $266,207             $30,437           ($13,031)

Net Income                   $481,191   $272,595     $43,616            $208,596            $228,979

     Room and other hotel revenues of the two hotels increased in 1995 and 1994 due to combined increases in occupancy and average room rates for each of the last two years.

     Interest income in 1995 and 1994 increased as there were higher yields on more investable cash during each of the last two years.

     Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. For 1995, hotel operations and salaries and benefits increased primarily due to the increase in the
number of rooms sold during 1995 compared to 1994.   In 1994,
hotel operations increased due to increased costs associated with the increase in rooms sold and the maintenance costs of new computer systems in 1994. In 1994, salaries and benefits increased primarily due to the increase in the number of rooms sold during the year.

     Management and franchise fees in 1995 and 1994 increased due to the increase in room and other hotel revenues for 1995 and 1994. These fees (9% of revenues, as defined) represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees. Partnership contributions to a cooperative advertising and reservation fund administered by the general partner (3.5% of revenues, as defined) increased due to the increase in room and other hotel revenues for 1995 and 1994.

     In 1995, interest expense decreased slightly due to the scheduled amortization reduction of the notes, offset slightly by interest expense on additional borrowings on the Kokomo loan during 1995. Additionally, the mortgage loan on the Kokomo hotel was refinanced in January 1995 at a lower interest rate than the
retired indebtedness.   In 1994, interest expense decreased due
to normal amortization of the notes.

     Depreciation and amortization represents depreciation on hotel property and equipment and amortization of loan costs.

Liquidity and Capital Resources

     The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

     Item 7. Financial Statements. The balance sheets of the Registrant as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and statement of cash flows for the years ended December 31, 1995 and 1994, together with the independent auditors' report thereon, which statements meet the requirements of Regulation S-B, are attached as an exhibit to this report.

     Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.  None.


                            PART III

     Item 9.  Directors, Executive Officers, Promoters and
Control Persons. The names, ages, positions and backgrounds of each officer, director, promoter and control persons of Signature
Inns, Inc., the General Partner of the Partnership are as follows:


JOHN D. BONTREGER, 47              President, Chief Executive Officer
                                   and Chairman of the Board

     Mr. Bontreger has served as President, Chief Executive
Officer and Chairman of the Board of Signature Inns, Inc. since the General Partner's inception on March 31, 1978.

DAVID R. MILLER, 54                Secretary, Executive Director of
                                   Sales and Marketing and Director

     Mr. Miller has been employed by Signature Inns, Inc. since August 1978 and has served as the Secretary (and Treasurer until May 1986) of the General Partner since September, 1978. Since June 1984, he has been President of Signature Securities Corporation. Since 1990, Mr. Miller has been the Executive Director of Marketing responsible for hotel room sales programs and the central reservation system.


MARK D. CARNEY, 39                 Vice President Finance, Chief
                                   Financial Officer and Director

     Mr. Carney has been employed by Signature Inns, Inc. since September 1992 as Vice-President Finance and Chief Financial Officer. Mr. Carney was previously employed with the public accounting firm KPMG Peat Marwick in its real estate, hospitality and financial institution practices. He received his CPA certification in 1982.


BO HAGOOD, 46                      Vice President Hotel Operations
                                   and Director

     Mr. Hagood has been employed by Signature Inns, Inc. since December 1980 starting as General Manager. In January 1984, he was promoted to Director of Hotel Operations and then to Vice President Hotel Operations in 1987. Mr. Hagood has been in the hospitality industry for over 20 years. Prior to Signature Inns, Mr. Hagood managed several hotels for national chains.


MARTIN D. BREW, 35                 Treasurer and Controller

     Mr. Brew has been employed by Signature Inns, Inc. since April 1986. In December 1987, Mr. Brew assumed the position of Controller and additionally, in April 1992, he began serving as Treasurer. Prior to his employment with Signature Inns, Mr. Brew worked four years with KPMG Peat Marwick. He received his CPA certification in 1985.

ORUS E. WEAVER, 72                 Director

     Mr. Weaver has been an independent life insurance broker since 1981 and previously assisted in the sale of securities of Signature Inns, Inc. in various capacities. Mr. Weaver has been a member of the National Association of Life Underwriters for almost twenty years.

GEORGE A. MORTON, 59               Director

     Mr. Morton has been part owner of Morton Farms, Inc. since 1962, and serves as Vice President and Secretary of that Company. From April 1987 to January 1989, Mr. Morton served as Deputy Commissioner of Agriculture for the State of Indiana. He served as the Indiana Director of Farmers Home Administration from 1989 to 1993.

RICHARD E. SHANK, 63               Director

     Mr. Shank has been self-employed in the real estate business since 1961. Mr. Shank was an elected representative in the Indiana General Assembly for 21 years, and was a State Senator from 1976 to 1987. He served as Executive Director of the Indiana Professional Licensing Agency during 1988.

RICHARD L RUSSELL, 60              Director

     Mr. Russell has been the Executive Director, Direct Regions of the National Retail Hardware Association, and has been involved in the hardware industry for nearly thirty years. He has also served as President or director of several community and civic organizations.

STEPHEN M. HUSE, 53                Director

     Mr. Huse has been President and Chief Executive Officer, Huse Food Group, Inc., in Bloomington, Indiana, since 1986. Mr. Huse is also a director of Marsh Supermarkets, Inc., and a member of the Advisory Board of Society National Bank, Central Indiana District, Indianapolis, Indiana.

     Item 10. Executive Compensation. Not applicable. For a description and listing of all fees and reimbursements paid by the Partnership to its General Partner, see Note (3) of Notes to the Financial Statements of the Partnership.

     Item 11. Security Ownership of Certain Beneficial Owners and Management. Neither Signature Inns, Inc. nor any of its officers or directors, nor any of its affiliates own any Units of limited partnership interest in the Partnership. Signature Inns, Inc.'s general partnership interest in the Partnership is described under Item 1.

     Item 12. Certain Relationships and Related Transactions. There was no transaction during the Registrant's last fiscal year of a kind described in Item 404 of Regulation S-B to which the Registrant was a party or in which the persons described in Item 404 had a direct or indirect material interest, nor did any relationship of a kind described in Item 404 exists during the Registrant's last fiscal year. No loans were made by the Registrant to its General Partner or any officer, director or affiliate of its General Partner.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNATURE VII LTD. LIMITED
                                   PARTNERSHIP



                                   By______________________________
                                    John D. Bontreger, President,
                                    Chairman of the Board and Chief
                                    Executive Officer of Signature
                                    Inns, Inc., its General Partner

ATTEST:



_____________________________
David R. Miller, Secretary
of Signature Inns, Inc., its
General Partner

Date:  March 25, 1996


     Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 25, 1996              _________________________________
                                   John D. Bontreger, President
                                   Chairman of the Board and Chief
                                   Executive Officer and Director of
                                   Signature Inns, Inc., its General
                                   Partner


Date:  March 25, 1996              _________________________________
                                   David R. Miller, Secretary and
                                   Director of Signature Inns, Inc.,
                                   its General Partner

Date:  March 25, 1996              _________________________________
                                   Mark D. Carney, Vice President
                                   Finance, Chief Financial Officer
                                   and Director of Signature Inns,
                                   Inc., its General Partner


Date:  March 25, 1996              _________________________________
                                   Bo L. Hagood, Vice President -
                                   Hotel Operations and Director of
                                   Signature Inns, Inc., its General
                                   Partner


Date:  March 25, 1996              __________________________________
                                   Martin D. Brew, Treasurer and
                                   Controller of Signature Inns, Inc.,
                                   its General Partner


Date:  March 25, 1996              _________________________________
                                   George A. Morton, Director of
                                   Signature Inns, Inc., its General
                                   Partner


Date:  March 25, 1996              _________________________________
                                   Stephen M. Huse, Director of
                                   Signature Inns, Inc., its General
                                   Partner


Date:  March 25, 1996              _________________________________
                                   Richard L. Russell, Director of
                                   Signature Inns, Inc., its General
                                   Partner


Date:  March 25, 1996              _________________________________
                                   Richard E. Shank, Director of
                                   Signature Inns, Inc., its General
                                   Partner


Date:  March 25, 1996              _________________________________
                                   Orus W. Weaver, Director of
                                   Signature Inns, Inc., General
                                   Partner

     Item 13.  Exhibits and Reports on Form 8-K.

          (a)  EXHIBIT INDEX

Title of Exhibit                        Reference

Plan of Acquisition,
  Reorganization, etc.                  Not applicable

Partnership Agreement and
  Certificate                           Incorporated by reference to
                                        S-1 Registration Statement

Instruments Defining Rights
  of Security Holders                   Incorporated by reference to
                                        S-1 Registration Statement

Voting Trust Agreement                  Not applicable

Material Contracts                      Incorporated by reference to
                                        Registrant's 1993 Form 10-KSB

Statement Regarding Computation
  of Earnings Per Share                 Not applicable

Annual or Quarterly Reports,
  Form 10-QSB                           Not applicable

Letter on Change in Certifying
  Accounting                            Not applicable

Letter on Change in Accounting
  Principals                            Not applicable

Subsidiaries of the Registrant          Not applicable

Published Report Regarding
  Matters Submitted to Vote             Not applicable

Power of Attorney                       Not applicable

1995 Annual Report of
  Signature VII Ltd.
  Limited Partnership                   Exhibit A, page 30

     (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                  SIGNATURE VII LTD. LIMITED PARTNERSHIP
                      1995 FORM 10-KSB ANNUAL REPORT

                      Index to Financial Statements
                  Submitted in Response to Requirements of
                     Items 7 and 13 of Form 10-KSB

                                                            Page

Independent Auditors' Report on Financial Statements        30

Balance Sheets--December 31, 1995 and 1994                  31

Statements of Operations--Years ended December 31,
     1995 and 1994                                          32

Statements of Partners' Equity--Years ended
     December 31, 1995 and 1994                             33

Statements of Cash Flows--
     Years ended December 31, 1995 and 1994                 34

Notes to Financial Statements--                             35 - 37
     December 31, 1995 and 1994

                               Exhibit A

                           SIGNATURE VII LTD.
                          LIMITED PARTNERSHIP

                             Annual Report

                       December 31, 1995 and 1994

               (With Independent Auditors' Report Thereon)

                      Independent Auditors' Report


The Partners Signature VII Ltd. Limited Partnership:

     We have audited the accompanying balance sheets of Signature VII Ltd. Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature VII Ltd. Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


Indianapolis, Indiana
February 9, 1996

                   SIGNATURE VII LTD. LIMITED PARTNERSHIP

                             Balance Sheets
                       December 31, 1995 and 1994

     Assets                                         1995          1994
                                                    ----          ----
Current assets:
     Cash and cash equivalents                      $ 853,930     533,943
     Accounts receivable                               39,587      26,785
     Other current assets                              72,014      75,134
                                                    ---------     -------
     Total current assets                             965,531     635,862
                                                    ---------     -------
Property and equipment:
     Land                                             792,528     792,528
     Land improvements                                449,003     443,417
     Buildings                                      5,563,526   5,331,705
     Furniture and equipment                        1,821,149   1,681,363
                                                    ---------   ---------
                                                    8,626,206   8,249,013
     Less accumulated depreciation                  2,962,922   2,779,148
                                                    ---------   ---------
          Net property and equipment                5,663,284   5,469,865

Furniture and equipment reserve                        88,775     131,419

Deferred costs, net of accumulated
     amortization of $120,715
     and $342,816                                      84,904      60,567
                                                    ---------   ---------
                                                  $ 6,802,494   6,297,713
                                                   ==========   =========
     Liabilities and Partners' Equity

Current liabilities:
     Current portion of long-term debt
     (note 2)                                         119,389      98,674
     Accounts payable                                  60,394      35,428
     Accrued payroll and related taxes                 35,346      30,594
     State and local taxes                            137,492     125,653
     Accrued interest                                       -       4,574
                                                    ---------   ---------
          Total current liabilities                   352,621     294,923

Long-term debt, less current portion
     (note 2)                                       4,901,217   4,706,957

          Total liabilities                         5,253,838   5,001,880

Partners' equity                                    1,548,656   1,295,833
                                                    ---------   ---------
                                                  $ 6,802,494   6,297,713
                                                    =========   =========
See accompanying notes to financial statements.

                   SIGNATURE VII LTD. LIMITED PARTNERSHIP

                          Statements of Operations
                   Years ended December 31, 1995 and 1994
                                                    1995        1994
                                                    ----        ----
Revenue:
     Room revenue                                   3,314,071   2,834,948
     Other hotel revenue                              128,507     119,301
     Interest                                          28,819      14,911
                                                    ---------   ---------
                                                    3,471,397   2,969,160
                                                    ---------   ---------
Costs and expenses:
     Hotel operations                                 976,671     872,087
     Salaries and benefits                            783,933     687,739
     Management and franchise fees
       (note 3)                                       308,346     264,458
     Advertising and reservations
       (note 3)                                       119,912     102,844
     Interest (note 2)                                512,641     516,261
     Depreciation and amortization                    283,613     253,176
     Loss on disposal of equipment                      5,090           -
                                                    ---------   ---------
                                                    2,990,206   2,696,565
                                                    ---------   ---------
          Net income                                  481,191     272,595

General partner's interest                            120,298      68,149
                                                    ---------   ---------
Limited partners' interest                         $  360,893     204,446
                                                    =========   =========
Limited partners' interest per unit                $      800         453
                                                    =========   =========
Number of limited partner
units outstanding                                         451         451
                                                   $=========   =========
See accompanying notes to financial statements.

                   SIGNATURE VII LTD. LIMITED PARTNERSHIP

                       Statements of Partners' Equity
                   Years ended December 31, 1995 and 1994

                                       General       Limited
                                       Partner       Partners   Total
                                       -------       --------   -----
Balance at December 31, 1993           $ 392,402     702,395    1,094,797

     Net income                           68,149     204,446      272,595
     Cash distributions                 (17,890)    (53,669)     (71,559)
                                        --------    --------    ---------
Balance at December 31, 1994             442,661     853,172    1,295,833

     Net income                          120,298     360,893      481,191
     Cash distributions                 (57,092)   (171,276)    (228,368)
                                        --------   ---------    ---------
Balance at December 31, 1995          $  505,867   1,042,789    1,548,656
                                       =========   =========    =========

Accumulated balances:

     Capital contributions             1,503,333   4,510,000    6,013,333
     Offering expenses                         -   (474,671)    (474,671)
     Cash distributions                (233,587)   (700,908)    (934,495)
     Net loss                          (763,879) (2,291,632)  (3,055,511)
                                       --------- -----------  -----------
Balance at December 31, 1995          $  505,867   1,042,789    1,548,656
                                       ========= ===========  ===========

See accompanying notes to financial statements.

                   SIGNATURE VII LTD. LIMITED PARTNERSHIP

                          Statements of Cash Flows
                   Years ended December 31, 1995 and 1994
                                                   1995           1994
                                                   ----           ----
Cash flows from operating activities:
Net income                                         $  481,191     272,595
  Items which do not use cash:
     Depreciation of property and equipment           272,116     240,211
     Amortization of deferred costs                    11,497      12,965
     Loss on disposal of equipment                      5,090       2,369
     Write-off of deferred costs                       12,668         -
     Accrued revenue and other expenses, net           27,301      30,403
                                                      -------     -------
  Net cash provided
     by operating activities                          809,863     558,543
                                                      -------     -------
Cash flows from investing activities:
  Additions to furniture and
     equipment reserve, net                         (125,209)    (99,364)
  Proceeds from disposal of equipment                   1,185        -
     Other additions to property
     and equipment                                  (303,957)     (4,816)
                                                     --------    --------
     Net cash used in investing activities          (427,981)   (104,180)
                                                     --------    --------
Cash flows from financing activities:
  Scheduled payments on long-term debt              (106,357)   (124,903)
  Retirement of long-term debt                    (1,972,977)       -
  Proceeds from long-term debt                      2,294,309       -
  Deferred financing costs                           (48,502)    (11,500)
  Distributions to partners                         (228,368)    (71,559)
                                                   ----------   ---------
     Net cash used in financing activities           (61,895)   (207,962)
                                                   ----------   ---------
Increase in cash and cash equivalents                 319,987     246,401

Cash and cash equivalents at
  beginning of year                                   533,943     287,542
                                                   ----------   ---------
Cash and cash equivalents at end of year          $   853,930     533,943
                                                   ==========   =========
Additional disclosures:
  Interest paid                                   $   517,215     516,261
  Additions to property                            ==========     =======
     and equipment from
     furniture and equipment reserve              $   167,853      46,387
                                                   ==========     =======

See accompanying notes to financial statements.

                 SIGNATURE VII LTD. LIMITED PARTNERSHIP

                      Notes to Financial Statements
                       December 31, 1995 and 1994


(1)     Organization and Significant Accounting Policies

                            Organization

     Signature VII Ltd. Limited Partnership (the Partnership) was organized on April 24, 1985 to operate as a franchisee of Signature Inns, Inc. The Partnership completed construction and began operating Signature Inn hotels in Columbus, Ohio in March 1986; Kokomo, Indiana in April 1986; and Warren, Michigan in December 1986. In July 1992, the Warren property was deeded to the secured lender in satisfaction of the mortgage obligation.

     Signature Inns, Inc., the general partner, is responsible for the overall management and operation of the Partnership and presently receives 25% of partner distributions which is to increase to 50% at the time the limited partners receive cumulative distributions equal to 150% of their original capital contributions.

                       Property and Equipment

     Property and equipment are recorded at cost and include assets leased under noncancelable agreements and construction loan interest and fees. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

                          Deferred Costs

     Fees and other costs incurred in financing the hotels are amortized on the straight-line basis over the life of the respective mortgages. Loan fees of $48,502 in 1995 and $11,500 in 1994 were paid related to the financing completed in 1995, and unamortized loan fees of $12,668 relating to the retired loan were written off in 1995.

                    Cash and Cash Equivalents

     Cash and cash equivalents represent cash on deposit with banks and highly liquid short-term cash investments with maturities of three months or less.

                 Furniture and Equipment Reserve

     Cash reserves for refurbishings, replacements and major repair contingencies are established at amounts equal to 4% of gross receipts, as defined. Related expenditures are disbursed from this account. In 1995, an additional deposit of $25,000 was made to the reserve account.

                           Income Taxes

     As a partnership, the allocated share of taxable income or loss is includable in the income tax returns of the partners;
accordingly, income taxes are not reflected in the Partnership's financial statements.

                         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                      Financial Instruments

     The carrying amounts of the long-term debt approximates the fair value because the interest rates change with market interest rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

(2)     Financing

                     Signature Inn Columbus

     A non-recourse mortgage loan of $2,767,426 at December 31, 1995 is secured by property and equipment and is payable in monthly installments of $26,438, including interest at 10%. The interest rate and monthly installments are adjustable at six-month intervals to 3.25% above the six-month U.S. Treasury Bill rate, based on a maturity in 2016. The interest rate is subject to a minimum of 10% and a maximum of 14.5% through September 1996 and 15% to maturity in 2001.

                     Signature Inn Kokomo

     In January 1995, mortgage loans of $1,972,977 were paid in full with the proceeds of a non-recourse mortgage loan of $2,350,000. The new mortgage loan is secured by property and equipment and is payable in monthly installments of $23,431, including interest at 10.48%. At December 31, 1995, the mortgage loan balance is $2,250,007. The interest rate and monthly installments are adjustable at two-year intervals to 3.75% above the two-year U.S. Treasury rate, based on a twenty-year amortization to maturity in 2004. The interest rate is subject to a maximum of 14.48%. Beginning in April 1996, an annual principal payment is required equal to the lesser of defined cash flow or $25,000. A payment of $25,000 is due in April 1996.

                           General

     Capitalized lease obligations of $3,173 at December 31, 1995 are due in monthly installments, including imputed interest at rates ranging from 15.80% to 15.92%, through maturity in 1996. Furniture and equipment includes $226,291 of leased assets, and related accumulated depreciation amounted to $223,583 and $210,463 at December 31, 1995 and 1994, respectively.

     The aggregate maturities of long-term debt, including capitalized lease obligations, for each of the next five years
(based on current interest rates and assuming annual cash flow payments of $25,000) range from $119,389 to $172,233.

(3)     Signature Inns, Inc.

     The general partner receives 9% of defined gross revenue for hotel management and franchise fees and $7,000 for annual partnership accounting and related services. The Partnership contributes 3.5% of defined gross revenue to a cooperative advertising and reservation fund administered by the general partner.

(4)     Combining Financial Information

     A summary of the Partnership's combining operating information for 1995 and balance sheet information as of December
31, 1995 is as follows:

                  Combining Operating Information
                                 Combined      Kokomo           Columbus
                                 --------      ------           --------
Revenue                          $ 3,471,397   1,749,508        1,721,889
                                   ---------   ---------        ---------

Operating and
  related expenses                 2,193,952   1,036,583        1,157,369
Interest                             512,641     232,508          280,133
Depreciation and
  amortization                       283,613     128,917          154,696
                                   ---------   ---------        ---------
                                   2,990,206   1,398,008        1,592,198
                                   ---------   ---------        ---------
     Net income                  $   481,191     351,500          129,691
                                   =========   =========        =========

Combining Balance Sheet Information

  Current assets                 $   965,531     691,813          273,718
  Property and equipment           5,663,284   2,613,445        3,049,839
  Furniture and
     equipment reserve                88,775      43,353           45,422
  Deferred costs                      84,904      54,502           30,402
                                   ---------   ---------        ---------
                                 $ 6,802,494   3,403,113        3,399,381
                                  ==========   =========        =========

  Current liabilities                352,621     191,313          161,308
  Long-term debt                   4,901,217   2,176,214        2,725,003
                                   5,253,838   2,367,527        2,886,311
   Partners' equity                1,548,656   1,035,586          513,070
                                   ---------   ---------        ---------
                                 $ 6,802,494   3,403,113        3,399,381
                                  ==========   =========        =========