Form 10QSB
period 1996-03-31
SIGNATURE VII LTD LIMITED PARTNERSHIP
filed 1996-05-15
CIK 769603

[LIVE]

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended    March 31, 1996 Commission File Number   2-98025
                         --------------                          --------

                      SIGNATURE VII LTD. LIMITED PARTNERSHIP
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)


     Indiana                                 35-1636684
- -------------------------------              ----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)



    250 East 96th Street, Suite 450, Indianapolis, Indiana     46240
    ------------------------------------------------------   ---------
         (Address of principal executive office)             (Zip Code)


Registrant's telephone number, including area code        (317)  581-1111
                                                       ---------------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        X           No
                                     --------------      --------------

                      SIGNATURE VII LTD. LIMITED PARTNERSHIP

                                     INDEX



Part I - FINANCIAL INFORMATION                                     PAGE #
- ------------------------------                                     ------
     Item 1. Financial Statements (Unaudited)

          Balance Sheets                                             1
          March 31, 1996 and December 31, 1995

          Statements of Operations                                   2
          Three months ended March 31, 1996 and 1995

          Statement of Partners' Equity                              3
          Three months ended March 31, 1996

          Statements of Cash Flows                                   4
          Three months ended March 31, 1996 and 1995

          Note to Financial Statements                               5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations           6

Part II - OTHER INFORMATION                                          8
- ---------------------------

SIGNATURES                                                           9


                       SIGNATURE VII LTD. LIMITED PARTNERSHIP
                               Balance Sheets
                                 (Unaudited)
                                                   March 31,   December 31,
                                                     1996           1995
                                                  ----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                      $   401,002        853,930
  Accounts receivable                                 48,240         39,587
  Other current assets                                78,916         72,014
                                                  ----------     ----------
     Total current assets                            528,158        965,531

Property and equipment:
  Land                                               792,528        792,528
  Land improvements                                  449,003        449,003
  Buildings                                        5,563,526      5,563,526
  Furniture and equipment                          1,867,059      1,821,149
                                                  ----------     ----------
                                                   8,672,116      8,626,206
  Less accumulated depreciation                    3,018,595      2,962,922
                                                  ----------     ----------
     Net property and equipment                    5,653,521      5,663,284

Furniture and equipment reserves                      51,113         88,775

Deferred costs, net of accumulated
  amortization of $123,556 and $120,715               82,063         84,904
                                                  ----------     ----------
                                                 $ 6,314,855      6,802,494
                                                  ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  117,284        119,389
  Accounts payable                                    62,584         60,394
  Accrued payroll and related taxes                   22,201         35,346
  State and local taxes                              148,909        137,492
                                                  ----------     ----------
     Total current liabilities                       350,978        352,621

Long-term debt, less current portion               4,853,951      4,901,217
                                                  ----------     ----------
     Total liabilities                             5,204,929      5,253,838

Partners' equity                                   1,109,926      1,548,656
                                                  ----------     ----------
                                                 $ 6,314,855      6,802,494
                                                  ==========     ==========


                       SIGNATURE VII LTD. LIMITED PARTNERSHIP
                             Statements of Operations
                                    (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                     1996           1995
                                                  ----------     ----------
Revenue:
  Room revenue                                   $   804,043        667,492
  Other hotel revenue                                 37,248         33,667
  Interest                                             8,699          5,919
                                                  ----------     ----------
                                                     849,990        707,078

Cost and expenses:
  Hotel operations                                   262,442        238,606
  Salaries and benefits                              175,083        167,159
  Management and franchise fees                       75,359         62,634
  Advertising and reservations                        29,306         24,357
  Interest                                           128,465        126,056
  Depreciation and amortization                       68,248         64,533
                                                  ----------     ----------
                                                     738,903        683,345
                                                  ----------     ----------

     Net income                                      111,087         23,733

General partner's interest                            27,772          5,933
                                                  ----------     ----------

Limited partner's interest                       $    83,315         17,800
                                                  ==========     ==========

Number of limited partner                                451            451
  units outstanding                               ==========     ==========


Limited partners' interest per unit              $       185             39
                                                  ==========     ==========




                      SIGNATURE VII LTD. LIMITED PARTNERSHIP
                          Statement of Partners' Equity
                        Three months ended March 31, 1996
                                  (Unaudited)

                                          General     Limited
                                          Partner     Partners   Total
                                        ----------  ---------- ----------
Balance at December 31, 1995           $  505,867    1,042,789  1,548,656

  Net income                               27,772       83,315    111,087
  Cash distributions                     (137,454)    (412,363)  (549,817)
                                       ----------   ---------- ----------

Balance at March 31, 1996              $  396,185      713,741  1,109,926
                                       ==========   ========== ==========


Accumulated balances:
  Capital contributions                 1,503,333    4,510,000  6,013,333
  Offering expenses                         -         (474,671)  (474,671)
  Cash distributions                     (371,041)  (1,113,271)(1,484,312)
  Net loss                               (736,107)  (2,208,317)(2,944,424)
                                       ----------   ---------- ----------

Balance at March 31, 1996             $   396,185      713,741  1,109,926
                                       ==========   ========== ==========





                      SIGNATURE VII LTD. LIMITED PARTNERSHIP
                             Statements of Cash Flows
                    Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       1996         1995
                                                    ----------   ----------
Cash flows from operating activities:
  Net income                                    $   111,087       23,733
  Items which do not use (provide) cash:
    Depreciation of property and equipment           65,407       61,632
    Amortization of deferred costs                    2,841        2,901
    Write off of deferred loan costs                   -          12,666
    Loss on disposal of assets                          249         -
    Accrued revenue and other expenses, net         (15,093)       6,459
                                                 ----------   ----------
       Net cash provided by operating
         activities                                 164,491      107,391
                                                 ----------   ----------

Cash flows from investing activities:
  Additions to furniture and equipment
    reserves, net                                   (18,231)     (22,452)
                                                 ----------   ----------
       Net cash used in investing activities        (18,231)     (22,452)
                                                 ----------   ----------

Cash flows from financing activities:
  Proceeds from long-term debt                         -          64,135
  Payments on long-term debt                        (49,371)     (29,095)
  Deferred financing costs                              -        (48,336)
  Cash distributions to partners                   (549,817)    (228,368)
                                                 ----------   ----------
       Net cash used in financing activities       (599,188)    (241,664)
                                                 ----------   ----------

Change in cash and cash equivalents                (452,928)    (156,725)
                                                 ----------   ----------

Cash and cash equivalents at beginning
  of period                                         853,930      533,943
                                                 ----------   ----------

Cash and cash equivalents at end of period       $  401,002      377,218
                                                 ==========   ==========

Additional disclosures:

  Interest paid                                  $  128,465      130,630
                                                 ==========   ==========

  Additions to property and equipment
    from furniture and equipment reserves        $   68,304       46,148
                                                 ==========   ==========


SIGNATURE VII LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996






NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.




                    SIGNATURE VII LTD. LIMITED PARTNERSHIP
                    --------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                         AND RESULTS OF OPERATIONS
                         -------------------------




RESULTS OF OPERATIONS
- ---------------------

Certain operating and financial data for the quarter ended March 31, 1996 and 1995 is as follows:

                                   Occupancy       Average Daily Rate
                               ------------------- ---------------------

                                 YTD       YTD        YTD      YTD
Hotel                         3/31/96   3/31/95    3/31/96    3/31/95
- ------                         -------  --------    -------   --------
Columbus                        60.3%     54.5%     $57.79     $53.80

Kokomo                          75.7%     70.1%     $59.36     $52.98


                                            QTD      QTD
                                          3/31/96  3/31/95    Change
                                          -------  -------    ------
Room & Other Hotel Revenues              $841,291 $701,159  $140,132

Interest Income                            $8,698   $5,919    $2,779

Operating & Related Expenses             $542,190 $492,756   $49,434

Interest Expense                         $128,465 $126,056    $2,409

Depreciation & Amortization               $68,248  $64,533    $3,715

Net Income                               $111,086  $23,733   $87,353


Room and other hotel revenues of the two hotels increased for the three month period ended March 31, 1996 compared to the same period in 1995 due to increases in occupancy and average room rates.


Operating and related expenses of the hotels consist of the following costs and expenses - hotel operations, salaries and benefits, management and franchise fees and advertising and reservation contributions:

    Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. These expenses increased primarily due to the increase in the number of rooms sold during the first three months of 1996 compared to 1995.

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

Interest expense represents interest on hotel mortgage loans and capitalized equipment leases on the hotels. Interest expense increased primarily due to the scheduled amortization reduction of the notes.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

PART II - OTHER INFORMATION
- ---------------------------

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



                           SIGNATURE INNS, INC., General Partner
                           of Signature VII Ltd. Limited Partnership



Date May 14, 1996           By
     -------------            ------------------------------------------
                              John D. Bontreger, President and C.E.O.
                              Signature Inns, Inc.


Date May 14, 1996           By
     ------------             ------------------------------------------
                              Mark D. Carney, Vice President Finance
                              and C.F.O.
                              Signature Inns, Inc.



Date May 14, 1996           By
     ------------             ------------------------------------------
                              Martin D. Brew, Treasurer/Controller
                              Signature Inns, Inc.